Form 10QSB
period 1996-06-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 3 LTD
filed 1996-09-04
CIK 927804

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

       [   ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________  to  __________

                      Commission file number 33-82188

                Atlas-Energy for the Nineties-Public #3 Ltd.
               (Name of small business issuer in its charter)

       Pennsylvania                               25-1758822
(State or other jurisdiction of       ( I.R.S. Employer identification No.)
incorporated or organization)


           311 Rouser Road, Moon Township, Pennsylvania  15108
          (Address of principal executive offices)   (Zip Code)

                     Issuer's telephone (412) 262-2830

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
Transitional Small Business Disclosure Format (check one):
Yes   X     No

       2.
                                  PART I

Item 1.  Financial Statements

     The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #3 Ltd. (the "Partnership") for the period January 1, 1996 to June 30, 1996 are on pages 3 through 8 hereof.

Item 2.  Description of Business

     The Partnership distributed its fifth quarterly production revenue on June 5, 1996 from production of natural gas from the Partnership's 25.5 net wells which were on line for the production period of January 1 through March 31, 1996.

     Total well revenue was $381,755. Total costs for this period are $29,775.47 which also includes pumpers fees ($275 per month/well).
Expenses for this period include $5,467.50 ($75 per month/well) for administrative costs and $6,861.32 for the preparation of the 1995 partnership audited financial statements distributed to each partner in March, and filing fees for the 10-KSB.

     For the next twelve months management believes that the Partnership has adequate capital. The Partnership's commitments pursuant to the drilling and operating agreement are expected to be fulfilled through revenues generated from the sale of gas and oil.

       3.

                                  PART II

Item 1.  Legal Proceeding
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

       4.








                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            June 30, 1996








       4.
                       BALANCE SHEET -  (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            June 30, 1996


     CURRENT ASSETS


Cash                                                      $   73,386
Accounts receivable                                          287,556
Oil and gas drilling contracts and leases                  4,556,703
Organizational and Syndication costs                         674,061
                                                          ===========
               TOTAL CURRENT ASSETS                        $5,591,706




     LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                          $   16,050
Partners' capital                                          5,575,656
                                                          ===========
                                                          $5,591,706


                See notes to unaudited financial statements.

       5.

                       STATEMENT OF INCOME - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                 For the six months ended June 30, 1996




     REVENUE
Natural gas sales                                         $  829,077
Less direct operating costs:
Royalty interest                                             102,109
Other                                                         57,657
                                                           ----------
                                                             159,766
                                                           ----------
Net Production revenues                                      669,311

Interest Income                                                6,546
                                                           ----------
Total Revenue                                                675,857


     EXPENSES
Depletion and depreciation of oil and gas wells and leases   515,241
Amortization of organizational and syndication costs          76,219
General and administrative fees                               10,816
Professional fees                                              9,251
Other                                                            899
                                                           ----------
Total Expenses                                               612,426
                                                           ----------

     NET  INCOME (LOSS)                                     $ 63,431
                                                           ==========

                See notes to unaudited financial statements.

       6.

                       STATEMENT OF CASH FLOWS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                  For the six months ended June 30, 1996

                       Increase (Decrease) in Cash

Cash flows from operating activities
Net Income                                              $     63,431
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and depreciation                                   515,241
Amortization                                                  76,219
Decrease in accounts receivable                              100,034
Increase in accounts payable                                   7,737

                                                           -----------
Cash provided by operating activities                        762,662

Cash flows used in financing activities:
Distributions to Partners                                  ( 712,272)
                                                           -----------
Net Increase in Cash                                          50,390

Cash at beginning of period                                   22,996
                                                           -----------
Cash at June 30, 1996                                   $     73,386
                                                           ===========



                See notes to unaudited financial statements.

       7.


     STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                  For the six months June 30, 1996




                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1995             $  967,906   $5,256,591  $6,224,497

Participation in revenue and expenses:

Net production revenues                   167,328      501,983     669,311
Interest                                    1,636        4,910       6,546
Depletion and depreciation                (13,426)    (501,815)   (515,241)
Amortization                              (76,219)           0     (76,219)
Other costs                                (5,241)     (15,725)    (20,966)
                                       ----------- ------------ -----------
Net income  (loss)                         74,078      (10,647)     63,431

Distributions                            (178,169)    (534,104)   (712,272)
                                       ----------- ------------ -----------
BALANCE AT June 30 , 1996              $  863,815   $4,711,840  $5,575,656

                See notes to unaudited financial statements.

       8.

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                             June 30, 1996



1.      INTERIM FINANCIAL STATEMENTS

     The financial statements as of June 30, 1996 for the six months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1995 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

2.      SIGNIFICANT ACCOUNTING POLICIES

     The Partnership uses the successful efforts method of accounting for oil and gas activities. Costs to acquire mineral interests in oil and gas properties, drill and equip wells and organizational and syndication costs are capitalized. Oil and gas properties are periodically assessed and when unamortized costs exceed expected future net cash flows, a loss is recognized by a charge to income.

     Capitalized costs are expensed at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs.

       9.

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas-Energy for the Nineties--Public #3 Ltd.

By   (Signature and Title):                     Atlas Resources, Inc.,
Managing General Partner

By   (Signature and Title):
                                               James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:  August 15, 1996

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):
                                               James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:  August 15, 1996

By (Signature and Title):                      Tony C. Banks
                              Vice President and Chief Financial Officer

Date:  August 15, 1996
       10.

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas-Energy for the Nineties--Public #3 Ltd.

By   (Signature and Title):     Atlas Resources, Inc., Managing General
                                Partner

By   (Signature and Title):     /s/ James R. O'Mara
                                    James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:  August 15, 1996

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):      /s/ James R. O'Mara
                                    James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   August 15, 1996

By (Signature and Title):       /s/  Tony  C. Banks
                                     Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   August 15, 1996