Form 10QSB
period 1996-09-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 3 LTD
filed 1996-12-03
CIK 927804

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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

                                  PART I

Item 1.  Financial Statements

     The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #3 Ltd. (the "Partnership") for the period January 1, 1996 to September 30, 1996 follow.

Item 2.  Description of Business

     The Partnership distributed its sixth quarterly production revenue on September 15, 1996 from production of natural gas from the Partnership's 25.5 net wells which were on line for the production period of January 1 through June 30, 1996.

     Net production revenue of $ 901,265 includes pumpers fees($275 per month /well, while expenses for this period include $75 per month/well for administrative costs.

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


                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                         BALANCE SHEET (Unaudited)
                            September 30, 1996

ASSETS                                                    9/30/96       12/31/95     Increase
                                                                                     Decrease


Cash                                                      $   64,405    $    22,996  $   41,409
Accounts receivable                                          231,955        387,590    (155,635)
Oil and gas drilling contracts and leases(net)             4,358,883      5,071,944    (713,061)
Organizational and Syndication costs                         644,799        750,280    (105,481)
                                                          ===========
               TOTAL ASSETS                               $5,300,043    $ 6,232,810  $ (932,767)




LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                          $    9,870    $     8,313  $    1,557
Partners' capital                                          5,290,172      6,224,497    (934,325)
                                                          ===========   ===========  ===========
TOTAL LIABILITIES AND PARTNERS CAPITAL                    $5,300,043      6,232,810    (932,767)

------------------------------------------------------------------------------------------------

                       STATEMENT OF INCOME - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                 For the nine months ended September 30, 1996




     REVENUE
Natural gas sales                                         $1,194,432
Less direct operating costs:
Royalty interest                                             191,596
Other                                                        101,571
                                                           ----------
   Total Operating Cost                                      293,167
                                                           ----------
Net Production revenues                                      901,265
Interest Income                                                8,936
                                                           ----------
Total Revenue                                                910,201


     EXPENSES
Depletion and depreciation of oil and gas wells and leases   713,061
Amortization of organizational and syndication costs         105,481
General and administrative fees                               16,043
Professional fees                                              9,251
Other                                                            950
                                                           ----------
Total Expenses                                               844,786
                                                           ----------

     NET  INCOME (LOSS)                                     $ 65,414
                                                           ==========
----------------------------------------------------------------------------

                       STATEMENT OF CASH FLOWS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                  For the nine months ended September 30, 1996


Cash flows from operating activities
Net Income                                              $     65,414
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and depreciation                                   713,061
Amortization                                                 105,481
Decrease in accounts receivable                              155,635
Increase in accounts payable                                   1,557
                                                           -----------
Net cash provided by operating activities                  1,041,148

Cash flows used in financing activities:
Capital Distributions                                      ( 999,740)
                                                           -----------
Net Increase(Decrease) in Cash                                41,409

Cash at beginning of period                                   22,996
                                                           -----------
Cash at September 30, 1996                              $     64,405
----------------------------------------------------------------------------

     STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

              For the nine months ended September 30, 1996


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1996             $  967,906   $5,256,591 $6,224,497

Participation in revenue and expenses:

Net production revenues                   225,316      675,949    901,265
Interest Income                             2,234        6,702      8,936
Depletion and depreciation                (18,581)    (694,480)  (713,061)
Amortization                             (105,481)           0   (105,481)
Other costs                                (6,561)     (19,683)   (26,244)
                                       ----------- ------------ -----------
Net income  (loss)                         96,927      (31,512)    65,415

Distributions                            (250,036)    (749,704)  (999,740)
                                       ----------- ------------ -----------
BALANCE AT SEPTEMBER 30 , 1996         $  814,797   $4,475,375 $5,290,172

                See notes to unaudited financial statements.
----------------------------------------------------------------------------
                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            September 30, 1996



1.      INTERIM FINANCIAL STATEMENTS

     The financial statements as of September 30, 1996 for the nine months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1995 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

Date:  November 15, 1996

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                   /s/ James R. O'Mara
                                                 James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:  November 15, 1996

By (Signature and Title):                   /s/ Tony C. Banks
                                                Tony C. Banks
                              Vice President and Chief Financial Officer

Date:  November 15, 1996

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas-Energy for the Nineties--Public #3 Ltd.

By   (Signature and Title):     Atlas Resources, Inc.
                                Managing General Partner

By   (Signature and Title):     /s/ James R. O'Mara
                                    James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:  November 15, 1996

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):      /s/ James R. O'Mara
                                    James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   November 15, 1996

By (Signature and Title):       /s/  Tony  C. Banks
                                     Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   November 15, 1996