Form 10KSB
period 1996-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 3 LTD
filed 1997-03-27
CIK 927804

U.S. Securities and Exchange Commission

                           	Washington, D.C.  20549

                                	FORM 10-KSB

 (Mark One)

             [ X ]	  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    	For the fiscal year ended December 31, 1996

            [   ]  	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
	                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _____ to _____

                         	Commission file number  33-82188

                	Atlas-Energy for the Nineties-Public #3 Ltd.
               	(Name of small business issuer in its charter)

                Pennsylvania			                   			25-1742594

   (State or other jurisdiction of					          (I.R.S.Employer
    incorporation or organization)				            Identification No.)

           	311 Rouser Road, Moon Township, Pennsylvania  15108
          	(Address of principal executive offices)   (Zip Code)

                 Issuer's telephone number (412) 262-2830
        Securities registered under Section 12(b) of the Exchange Act

    	       Title of each class				  Name of each
                                     exchange on which registered
                   None               	  	None

          Securities registered under Section 12(g) of the Exchange Act
                                 	None
                           	(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X     No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


State issuer's revenues for its most recent fiscal year.   $1,423,319

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

Transitional Small Business Disclosure Format (check one):

Yes      X   	No _____

	Page 1 of 30

	Exhibit Index on Page 28


	PART I

Item 1.  Description of Business

Atlas-Energy for the Nineties-Public #3 Ltd. (the "Partnership") was formed under the Pennsylvania Revised Uniform Limited Partnership Act on June 30, 1994, with Atlas Resources, Inc. ("Atlas") as Managing General Partner.
The Partnership had its initial and final closing on December 31, 1994, and was funded with subscriptions of $5,800,275 to drill natural gas development wells. Also, on December 31, 1994, the Managing General Partner was credited with a total capital contribution of $1,024,029 because of certain expenditures it made on behalf of the Partnership and certain prospects it contributed to the Partnership.

	The Partnership has not filed bankruptcy nor has the Partnership been involved in any material reclassification, merger, consolidation, receivership or similar proceeding or purchase or sale of a significant amount of assets not in the ordinary course of business.

 The Partnership was funded to drill natural gas development wells with the objective being the discovery and production of natural gas in commercially
marketable quantities.   Because the initial and final closing date was
December 31, 1994, the Partnership did not conduct any drilling activities in 1994; however, the Partnership did prepay the drilling and operating agreement on December 31, 1994, in an amount equal to $5,800,275. In this regard, on December 31, 1994, the Partnership, which has no employees, entered into the drilling and operating agreement with Atlas to drill 27 development wells to the Clinton/Medina geological formation. Twenty-six of the 27 prospects selected by Atlas for drilling are located in Mercer, Venango and Lawrence Counties, Pennsylvania. The remaining well was
drilled in Mahoning County, Ohio.   Atlas and its affiliates' had
sufficient leasehold inventory to provide all of the prospects to be developed by the Partnership. See "Description of Property".

 For the next twelve months management believes that the Partnership has adequate capital in order to conduct its operations. The Partnership had sufficient capital resources from the closing to drill and develop approximately 26.5 net wells of which 25.5 net wells were productive. No other wells will be drilled and therefore no additional funds will be required. The payment of operating and maintenance costs did not begin until the Partnership wells began to generate revenue. Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties. The amount that may be borrowed by the Partnership from Atlas and its affiliates, if any amounts are borrowed, may not at any time exceed 5% of the Partnership subscription.

 With respect to operating and maintenance costs, the Partnership's commitments pursuant to the drilling and operating agreement are being fulfilled through revenues generated from the sale of gas and oil. During producing operations Atlas, as operator, receives a monthly well supervision fee of $275 (proportionately reduced to the extent less than 100% of the working interest was acquired) for each producing well for which it has responsibility under the drilling and operating agreement.
The well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as well tending, routine maintenance and adjustment, reading meters, recording production, pumping, maintaining appropriate books and records, preparing reports to the Partnership and to government agencies, and collecting and disbursing revenues. The well supervision fees do not include costs and expenses related to the production and sale of oil, purchase of equipment, materials or third party services, brine disposal, and rebuilding of access roads, all of which are billed at the invoice cost of materials purchased or third party services performed. As operator Atlas charges the Partnership at cost for third party services and materials provided for each well which has been placed in operation, and a reasonable charge for services performed directly by Atlas or its affiliates. The drilling and operating agreement also gives the operator the right at any time after three years from the date a Partnership well has been placed into production to retain $200 per month to cover future plugging and abandonment of such well.

 Natural gas and oil produced by the wells developed by the Partnership must be marketed in order for the Partnership to realize revenues from such production. The Partnership did not purchase and does not anticipate selling any producing wells. In recent years natural gas and oil prices have been volatile. The marketing of natural gas and oil production is also affected by numerous factors beyond the control of the Partnership and the effect of which cannot be accurately predicted. These factors include the availability and proximity of adequate pipeline or other transportation facilities; the amount of domestic production and foreign imports of oil and gas; competition from other energy sources such as coal and nuclear energy; local, state and federal regulations regarding production and the cost of complying with applicable environmental regulations; and fluctuating seasonal supply and demand. For example, the demand for natural gas is greater in the winter months than in the summer months, which is reflected in a higher spot market price paid for such gas. Also, increased imports of oil and natural gas have occurred and are expected to continue, and the free trade agreement between Canada and the United States has eased restrictions on imports of Canadian gas to the United States. In the past the reduced demand for natural gas and/or an excess supply of gas has resulted in a lower price paid for the gas. It has also resulted in some purchasers curtailing or restricting their purchases of natural gas; renegotiating existing contracts to reduce both take-or-pay levels and the price paid for delivered gas; and other difficulties in the marketing of production.

 The Clean Air Act Amendments of 1990 contain incentives for the future development of "clean alternative fuel," which includes natural gas and liquefied petroleum gas for "clean-fuel vehicles". The Partnership believes the amendments ultimately will have a beneficial effect on natural gas markets and prices.

 The Managing General Partner is responsible for selling the Partnership's gas and oil production. Atlas' policy is to treat all wells in a given geographic area equally. This reduces certain potential conflicts of interest among the owners of the various wells, including the Partnership, concerning to whom and at what price the gas will be sold. Atlas calculates a weighted average selling price for all of the gas sold in the geographic area, such as the Mercer County area. To arrive at the average weighted selling price the money received from the sale of all of the gas sold to its customers is divided by the volume of all gas sold from the wells in the area. On occasion, Atlas has reduced the amount of production it normally sells on the spot market until the spot market price increased.
 (See "Properties - Production.")

 In the Mercer County area, a portion of the Partnership's gas is transported through Atlas' own pipeline system and sold directly to industrial end-users in the area where the wells were drilled. This will generally result in the Partnership receiving higher prices for the gas than if the gas were transported a farther distance through interstate pipelines because of increased transportation charges. The remainder of the Partnership's gas is transported through Atlas' pipelines to the interconnection points maintained with Tennessee Gas Transmission Co., National Fuel Gas Supply Corporation, National Fuel Gas Distribution Company, East Ohio Natural Gas Company and Peoples Natural Gas Company. These delivery points are utilized by Atlas Gas Marketing, Inc. to service its end-user markets in the northeast United States which include in excess of 100 customers. Atlas is currently delivering an average 27,000 MCF of natural gas per day from the Mercer County area to all of the aforementioned markets and has the capacity of delivering 33,000 MCF per day from the Mercer County area. Atlas anticipates that Carbide Graphite will purchase approximately 20% of the Partnership's gas production through September, 1997, pursuant to a gas contract between Carbide Graphite and an affiliate of Atlas. Atlas does not believe that any other purchaser of the Partnership's gas production will account for 10% of the Partnership's gas sales revenues in 1997. (See "Financial Statements".)

 In order to optimize the price it receives for the sale of natural gas, Atlas markets portions of the gas through long term contracts, short term contracts, and monthly spot sales. The marketing of natural gas production has been influenced by the availability of certain financial instruments, such as gas futures contracts, options and swaps which, when properly utilized as hedge instruments, provide producers or consumers of gas with the ability to lock in the price which will ultimately be paid for the future deliveries of gas. Atlas is utilizing financial instruments to hedge the price risks of the Partnership's gas production. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas has established an Energy Price Risk Committee comprised of the President, General Counsel, Chief Financial Officer (chairperson) and Director of Marketing, whose responsibility will be to ascertain that all financial trading is done in compliance with hedging policies and procedures. Atlas does not intend to contract for positions that it cannot offset with actual production.

 Crude oil produced from the wells will flow directly into storage tanks where it will be picked up by the oil company, a common carrier or pipeline companies acting for the oil company which is purchasing the crude oil. Crude oil usually does not present any transportation problem. Atlas anticipates selling any oil produced by the wells to Quaker State Oil Refining Company in spot sales. (See "Properties - Production.")

 There are many companies, partnerships and individuals engaged in natural gas exploration, development and operations in the areas where the Partnership is conducting its activities. The industry is highly competitive in all of its phases, including the marketing of natural gas and oil. With respect to the marketing of the Partnership's gas and oil the Partnership should, through the use of Atlas' distribution system and Atlas' experienced marketing staff, be able to sell the Partnership's gas.

 The Partnership has not and will not devote any funds to research and development activities. There are no new products or services and the Partnership does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

 Oil and gas operations are regulated in Pennsylvania by the Department of Environmental Resources, Division of Oil and Gas and in Ohio by the Ohio Department of Natural Resources, Division of Oil and Gas which impose a comprehensive statutory and regulatory scheme with respect to oil and gas
operations.   Among other things, such regulations involve (a) new well
permit and well registration requirements, procedures and fees, (b) minimum well spacing requirements, (c) restrictions on well locations and underground gas storage, (d) certain well site restoration, groundwater protection and safety measures, (e) landowner notification requirements,
(f) certain bonding or other security measures,   (g) various reporting
requirements, (h) well plugging standards and procedures, and (i) broad enforcement powers. Generally, the regulatory agency in the state where a producing natural gas well is located supervises production activities and the transportation of natural gas sold intrastate. Atlas does not expect that such regulations will have a material adverse impact upon the operations of the Partnership, and the Partnership believes it has complied in all material respects with applicable state regulations and will continue to do so.

 The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation of natural gas and the pricing of natural gas sold for resale interstate; and under the Natural Gas Policy Act of 1978 ("NGPA"), the price of intrastate gas. However, price controls for natural gas production from new wells were deregulated on December 31, 1992, and such deregulated gas production may be sold at market prices determined by supply, demand, BTU content, pressure, location of the wells, and other factors

 Although the transportation and sale of gas in interstate commerce remains heavily regulated, FERC has sought to promote greater competition in natural gas markets by encouraging open access transportation by interstate pipelines, with the goal of expanding opportunities for producers to contract directly with local distribution companies and end-users. FERC Order 636 which became effective May 18, 1992, requires gas pipeline companies to, among other things, separate their sales services from their transportation services; and provide an open access transportation service that is comparable in quality for all gas suppliers. The premise behind FERC Order 636 was that the gas pipeline companies had an unfair advantage over other gas suppliers because they could bundle their sales and transportation services together. FERC Order 636 is designed to create a regulatory environment in which no gas seller has a competitive advantage over another gas seller because it also provides transportation services which should provide a benefit to the Partnership.

 The price of oil is not regulated and is subject only to supply, demand, competitive factors, the gravity of the crude oil, sulfur content differentials and other factors. The Partnership expects to sell only small quantities of oil.

 From time to time there are a number of proposals being considered in Congress and in the legislatures and agencies of various states that if enacted would significantly and adversely affect the oil and natural gas industry. Such proposals involve, among other things, the imposition of new taxes on natural gas and limiting the disposal of waste water from wells. At the present time, it is impossible to accurately predict what proposals, if any, will be enacted by Congress or the legislatures and agencies of various states and what effect any proposals which are enacted will have on the activities of the Partnership.

Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Partnership's operations and costs as a result of their effect on oil and gas exploration, development and production activities. The Partnership may generally be liable for cleanup costs to the United States Government under the Federal Clean Water Act for oil or hazardous substance pollution and under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or Superfund) for hazardous substance contamination. Such liability is unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental cleanup costs or damages with respect to claims by the state or private persons or entities. In addition, the Environmental Protection Agency will require the Partnership to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and will further require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals will also be needed with respect to wastewater discharges and air pollutant emissions. Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Such enforcement liabilities can result from either government or citizen prosecution. Compliance with these statutes and regulations may cause delays in producing natural gas and oil from the wells and may increase substantially the cost of producing such natural gas and oil. However, such laws and regulations are constantly being revised and changed, and the Partnership is unable to predict the ultimate costs of complying with present and future environmental laws and regulations, although it does not believe such costs will be substantial. The Partnership is unable to obtain insurance to protect against many environmental claims.

Item 2:   Properties
 Drilling Activity. The Partnership drilled 26.5 net wells, of which 25.5 net wells were productive and one was a dry hole. All of the wells were drilled and completed by the Partnership as of March 23, 1995. No further drilling activities will be undertaken.

 The following table summarizes the Partnership's drilling activity since its formation. All of the wells drilled were development wells which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. A "dry hole" is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A "productive well" is an exploratory or a development well that is not a dry well.

                                Year Ended December 31,

                          1994            1995              1996


                      Gross    Net    Gross    Net     Gross        Net
Development Wells:
Oil		                   	0    		0      	0      	0         0         	0
Gas	                   		0    		0		    26.0    25.5      26.0     	 25.5
Dry        		           	0	    	0		     1.0		   1.0       1.0   	    1.0
=========================================================================
Total		                 	0		    0   	  27.0   	26.5	     27.0	      26.5

	A "gross" well is a well in which the Partnership has a working interest. A "net" well is deemed to exist when the sum of the fractional ownership working interests owned by the Partnership in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

 The Partnership has not participated, and will not participate, in any exploratory wells which means a well drilled to find commercially productive hydrocarbons in an unproved area, to find a new commercially productive horizon in a field previously found to be productive of hydrocarbons at another horizon, or to significantly extend a known prospect.

 Production. The following table shows the Partnership's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas and the costs and weighted average selling prices thereof, for the periods indicated.

                              Year Ended December 31,


                                    1994        1995       1996

Production (1):
     Oil (Bbls)	                    	 	0        	586       	247
     Natural Gas (Mcf)		              	0    	496,710   	541,403
     Total (Equivalent Barrels)  (2)	 	0	    	83,371    	90,481
Average Sales Price:
     Per Equivalent Barrel (2)(3)	   		0    		$11.57    	$13.79
Average Production Cost (lifting cost):
    	Per Equivalent Barrel (2)(4)		   	0	    	 $1.23     	$1.19

(1)	The production shown in the table is determined by multiplying the gross production of properties in which the Partnership has an interest by the percentage of the leasehold interest owned by the Partnership less the royalty interests of others. The properties owned by the Partnership are subject to a 12.5% landowner's royalty and the Partnership has an 87.5% net revenue interest.
(2)	The ratio of energy content of oil and gas (six Mcf of gas equals one barrel of oil) was used to convert natural gas production into equivalent barrels of oil.
(3)	The average sales price per barrel of oil sold by the Partnership was
$14.65 in 1995 and $19.50 in 1996. The average sales price per Mcf of gas sold by the Partnership was $2.01 in 1995 and $2.29 in 1996, after deducting all expenses, including transportation expenses.
(4)	Production costs represent oil and gas operating expenses as reflected in the financial statements of the Partnership plus depreciation of support equipment and facilities.

Summary of Productive Wells. The table below gives the number of the Partnership's productive gross and net wells at December 31, 1996.

                        Gas Wells       Oil Wells       Total

Location              Gross   Net      Gross   Net     Gross   Net
Ohio	                  	1	    .5        	0     	0        	1	   .5
Pennsylvania	        		25  	25.0       		0	    	0	      	25  25.0
=============================================================================
    Total	           		26	 	25.5        	0      0				   	26		25.5

"Productive wells" are producing wells and wells capable of production.

 Oil and Gas Reserves. All of the Partnership's oil and gas reserves are located in the United States. Estimates of the Partnership's net proved developed and undeveloped oil and gas reserves as of December 31, 1996, and the present value (discounted at 10%) of estimated future net revenue before income tax from those reserves are set forth in the following table.
 This information is derived from the engineering report dated July 31, 1996.

                        As of December 31,1996          Present Value
                         Net Proved Reserves             of Future
                                                        Net Revenues
                         Oil      Gas      Total       (in thousands)
                       (Bbls)    (McF)     (BOE)

Proved Developed	      	2,268	3,501,040 	585,775           	$2,636
Proved Undeveloped			       0	      		0	       0                 0
=============================================================================
    Total              	2,268	3,501,040	 585,775           	$2,636

 Estimated future net revenues represent estimated future gross revenues from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of December 31, 1996. These prices were held constant throughout the life of the properties except where different prices were fixed and determinable from applicable contracts. These price assumptions resulted in weighted average prices of $18 per barrel for oil and $2.13 per Mcf for gas over the life of the properties. The amounts shown do not reflect non-property related costs, such as general and administrative expenses, and future income tax expense, or depreciation, depletion and amortization. The present value of estimated future net revenues is calculated by discounting estimated future net revenues by 10% annually. Prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. There can be no assurance that all of the proved reserves will be produced and sold within the periods assumed, that the assumed prices will actually be realized for such production, or that existing contracts will be honored. The values expressed are estimates only, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of oil and gas currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent oil and gas reserves. For additional information concerning oil and gas reserves and activities, see Note 9 to the Financial Statements. "Proved reserves" means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
 (i)	Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and
(b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
 (ii)	Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
 (iii)	Estimates of proved reserves do not include the following: (a)
oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (b) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (c) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (d) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.
 "Proved developed oil and gas reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

 The Partnership does not have any proved undeveloped reserves. "Proved undeveloped reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

 No major discovery or other favorable or adverse event which would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 1996. Reserves cannot be measured exactly as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The Partnership has not filed any estimates (on a consolidated basis) of its oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the Securities and Exchange Commission within the 12 months prior to the date of this filing.

 Acreage. The following table sets forth, as of December 31, 1996, the acres of developed and undeveloped oil and gas acreage in which the Partnership had an interest, listed alphabetically by state.


              Developed Acreage    Undeveloped Acreage      Total

Location        Gross     Net          Gross    Net      Gross     Net

Ohio		         	40.00   	40.00           	0    	0       	40.00   	40.00
Pennsylvania		1142.77 	1142.77            0  	  0     	1142.77	 1142.77
=============================================================================
   Total    		1182.77 	1182.77	           0	    0     	1182.77 	1182.77

 A "gross" acre is an acre in which the Partnership owns a working interest. A "net" acre is deemed to exist when the sum of the fractional ownership working interests owned by the Partnership in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. "Undeveloped acreage" is those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Delivery Commitments.

 The Partnership is not obligated to provide any determinable quantity of gas under any existing contracts or agreements. The majority of the Partnership's gas production from the wells was sold pursuant to short term contracts, which are term contracts for a period of less than one year, with the remainder of the Partnership gas production sold on the spot market and long term contracts, which are term contracts for a period longer than one year.

Item 3 .  Directors, Executive Officers and Significant Employees

Responsibilities of Atlas. The Partnership has no employees and relies on Atlas as Managing General Partner of the Partnership. Atlas also serves as driller/operator of the wells. Atlas has complete and exclusive discretion and control over the operations and activities of the Partnership and will make all of the Partnership's decisions affecting the wells developed by the Partnership. Atlas will provide continuing review and analysis of all wells developed by the Partnership and will monitor all expenditures and commitments made on behalf of the Partnership. In addition, Atlas will perform administrative services relating to the funding and operation of the Partnership, Participant reporting, financial budgeting and recordkeeping.

 Business of Atlas. Atlas, a Pennsylvania corporation, was incorporated in 1979 and Atlas Energy Group, Inc. ("Atlas Energy"), an Ohio corporation, was incorporated in 1973. Atlas and Atlas Energy are wholly owned subsidiaries of AIC, Inc., a corporation formed in July, 1995, which is a wholly owned subsidiary of The Atlas Group, Inc., ("Atlas Group") that was formerly known as AEG Holdings, Inc., a corporation which was also formed in July, 1995. As of December 31, 1996, Atlas and its affiliates operated approximately 1,172 natural gas wells located in Ohio and Pennsylvania. Atlas and Atlas Energy have acted as operator with respect to the drilling of a total of approximately 1,611 natural gas wells, approximately 1,562 of which were capable of production in commercial quantities. Atlas' primary offices are located at 311 Rouser Road, Moon Township, Pennsylvania 15108.

Atlas and its affiliates employ a total of approximately ninety-nine persons, consisting of three geologists, five landmen, five engineers, thirty-three operations staff, eight accounting, one legal, eight gas marketing, and eighteen administrative personnel. The balance of the personnel are engineering, pipeline and field supervisors.

 The other subsidiaries of AIC, Inc. are: (i) Atlas Gas Marketing, Inc., a gas marketing company; (ii) Mercer Gas Gathering, Inc., a gas gathering company which gathers gas from wells in Mercer County, Pennsylvania, and delivers such gas directly to industrial end-users or to interstate pipelines and local distribution companies; (iii) Pennsylvania Industrial Energy, Inc., which sells natural gas to industrial end-users in Pennsylvania; (iv) Transatco, Inc., which owns a 50% interest in Topico which operates a pipeline in Ohio; (v) Atlas Energy Corporation, which serves as managing general partner of exploratory programs and driller and operator; and (vi) Anthem Securities, Inc., which is registering as a broker-dealer and becoming a member firm of the NASD. In addition, Atlas is the sole owner of ARD Investments, Inc., a corporation formed in July, 1995, and Atlas Energy is the sole owner of AED Investments, Inc., a corporation formed in July, 1995. Prior to July, 1995, all of the Atlas companies were wholly owned by Atlas Energy. The purpose of forming Atlas Group, AIC, Inc., ARD Investments, Inc. and AED Investments, Inc. was to achieve more efficient concentration of funds of the Atlas group of companies, thereby minimizing transaction costs and maximizing returns on investment vehicles.

 Atlas and its affiliates have constructed for their use over 600 miles of gas transmission lines and produce in excess of twelve billion cubic feet of natural gas annually from wells they operate. In addition, Atlas Gas Marketing, Inc. (an affiliate) purchases for resale an additional nine billion cubic feet of natural gas annually from third party producers locally and in the south/southwest United States which is marketed as described in "Description of Business."

               	           ORGANIZATIONAL DIAGRAM

                            The Atlas Group, Inc.
                                     |
                                     |
                                 AIC, Inc.
                                     |
-------------------------------------|
|
|
|--Atlas Resources, Inc. (Managing General Partner of Development Drilling
|  Programs, Driller and Operator in Pennsylvania)
|                                    |
|                           ARD Investments, Inc.
|
|--Mercer Gas Gathering, Inc. (Gas Gathering Company)
|
|--Pennsylvania Industrial Energy, Inc. ("PIE") (Sells Gas to Pennsylvania
|  Industry)
|
|--Atlas Energy Corporation (Managing General Partner of Exploratory
|  Drilling Programs and Driller and Operator)
|
|--Transatco, Inc., which owns 50% of Topico (Operates Pipeline in Ohio)
|
|--Atlas Gas Marketing, Inc. (Markets Natural Gas)
|
|--Anthem Securities Inc. (In the Process of Registering as a Broker-Dealer)
|
|--Atlas Energy Group, Inc. (Driller and Operator in Ohio)
                                     |
                            AED Investments, Inc.

Directors, Executive Officers and Significant Employees of Atlas.    The
executive officers, directors and significant employees of Atlas who are also officers, directors and significant employees of Atlas Group and Atlas Energy are as follows:

Name                   	Age   	Positions or Office

Charles T. Koval	        63 Chairman of the Board and a Director
James R. O'Mara	         53	President, Chief Executive Officer and a Director
Bruce M. Wolf	           48	General Counsel, Secretary and a Director
James J. Kritzo	         62	Vice President of the Land Department
Donald P. Wagner	        55	Vice President of Operations
Frank P. Carolas	        37	Vice President of Geology
Tony C. Banks	           42	Vice President of Finance and Chief
                            Financial Officer
Barbara J. Krasnicki   	 52	Vice President of Administration
Jacqueline B. Poloka	    46	Controller
John A. Ranieri	         37	Director of Gas Marketing
Joseph R. Sadowski	      66	Director

 Charles T. Koval. Chairman of the Board and a director. He co-founded Atlas Energy. Mr. Koval is serving and has served as a director of Imperial Harbors since 1980.

 James R. O'Mara. President, chief executive officer and a director. Mr. O'Mara joined Atlas Energy in 1975. He is the President of Mercer Gas Gathering, Inc.

 Bruce M. Wolf.   General Counsel, Secretary and a director.  Mr. Wolf
joined Atlas Energy in January, 1980. Mr. Wolf is the President of Atlas Gas Marketing, Inc., AIC, Inc., ARD Investments, Inc. and AED Investments, Inc.

 James J. Kritzo. Vice President of the Land Department. Mr. Kritzo joined the Land Department of Atlas Energy in 1979.

 Donald P. Wagner. Vice President of Operations. Mr. Wagner joined Atlas Energy in 1979.

 Frank P. Carolas. Vice President of Geology. Mr. Carolas joined Atlas Energy in 1981.

 Tony C. Banks. Vice President of Finance and Chief Financial Officer. Mr. Banks joined Atlas in December, 1994. Prior to Mr. Banks joining Atlas he had been with affiliates of Consolidated Natural Gas Company ("CNG") since 1974. Mr. Banks started as an accounting clerk with CNG's parent company in 1974 and progressed through various positions with CNG's Appalachian producer, northeast gas marketer and southwest producer to his last position as Treasurer of CNG's national energy marketing subsidiary.

 Barbara J. Krasnicki. Vice President of Administration, Ms. Krasnicki has been with Atlas Energy since its inception in 1971.

 Jacqueline B. Poloka.  Controller.  Ms. Poloka joined Atlas Energy in 1980.


 John A. Ranieri. Director of Gas Marketing for Atlas Gas Marketing, Inc. Mr. Ranieri was promoted to Gas Procurement Manager of Columbia Gas of Pennsylvania in 1984 and remained with that organization until joining Atlas in July, 1990.

 Joseph R. Sadowski. A director. He co-founded Atlas Energy. Mr. Sadowski has served as a director of Dixon Ticonderoga since 1987.


Item 4.  Remuneration of Directors and Officers

 The Partnership, as previously stated, has no employees. The following table, however, sets forth all cash compensation paid by Atlas (which has complete and exclusive discretion and control over the operations and activities of the Partnership) during Atlas' fiscal year ended July 31, 1996, to the three most highly compensated persons who are executive officers or directors and to all executive officers and directors of Atlas as a group, for services in all capacities while acting as executive officers or directors of Atlas:

Name of individual
 or identity of	      Capacities in which                Cash
 group (3)            remuneration was received(4)    Compensation(1)(2)

James R. O'Mara     		President, Chief Executive Officer 	$305,300
					                 and a Director
Charles T. Koval     	Chairman of the Board               $296,500
                      and a Director
Bruce M. Wolf		      	General Counsel, Secretary		        $217,150
					                 and a Director
Executive Officers			                                   $1,383,530
as a Group
(8 persons)

(1)	The amounts indicated were composed of salaries and all cash bonuses for services rendered to Atlas and its affiliates during the last fiscal year, including compensation that would have been paid in cash but for the fact the payment of such compensation was deferred.
(2)	Atlas has an "ESOP" retirement plan, described below, and has a 401(K)
plan which allowed employees to contribute the lesser of 15% of their compensation or $9,500 for the calendar year 1996 or $9,240 for the calendar year 1995.  Atlas contributed an amount equal to 50% and 30% of each employee's contribution for the calendar years July 31, 1996 and 1995, respectively.
(3)	There were no stock options granted or exercised during the fiscal year ended July 31, 1996, to the above individuals.
(4)	During the fiscal year ended July 31, 1996, each director was paid a director's fee of $12,000 for the year. There are no other arrangements for remuneration of directors.

Item 5.  Security Ownership of Management and Certain Securityholders

 As of December 31, 1996, the Partnership had issued and outstanding 581.5
Units.   No officer or director of Atlas owns any Units, and no partner beneficially owns more than 10% of the outstanding Units of the Partnership.

 Atlas Group owns 100% of the common stock of AIC, Inc. which owns 100% of the common stock of Atlas and Atlas Energy. The following table sets forth, as of December 31, 1996, information as to the beneficial ownership of common stock of Atlas Group by each person known to Atlas Group to own beneficially 5% or more of the outstanding common stock of Atlas Group, by directors and nominees, naming them individually, and by all directors and officers of Atlas Group as a group:

                                     Shares of Common			Percent of Class

Charles T. Koval   . . . . . . .         109,391         		26.445%
Joseph R. Sadowski   . . . . . .         109,142	        		26.384%
James R. O'Mara   . . . . . . .  		       95,164 (1)     		23.005%
Bruce M. Wolf	. . . . . . . . . .         44,710 (2)	    		10.808%
Directors and Officers as Group          377,654 (1)(2)	 		91.344%
(9 Persons)

(1)	Includes 22,164 shares of Atlas Group issuable upon the exercise of
stock options held by 		Mr. O'Mara.
(2)	Includes 14,210 shares of Atlas Group issuable upon the exercise of
stock options held by 		Mr. Wolf.


Atlas Group has adopted Atlas Energy's existing Employee Stock Ownership Plan ("ESOP") for the benefit of its employees, other than Messrs. Koval and Sadowski, to which it will contribute annually approximately 6% of annual compensation in the form of shares of Atlas Group. Atlas Group anticipates that it will contribute approximately 3,000 shares of its stock to the ESOP each year.

 Pursuant to agreements entered into between Atlas Group and its shareholders to accommodate the desire of Messrs. Sadowski and Koval to gradually liquidate a majority of their stock ownership in Atlas Group in preparation for their respective retirement from Atlas Group it is anticipated that by the year 2003 the stock ownership of Atlas Group by Messrs. Koval and Sadowski will be reduced through a series of stock redemptions to approximately 15% each; the stock ownership of certain of the remaining officers will be increased to approximately 60%, in the aggregate; and the stock ownership of the ESOP will be approximately 10%. The stock redemptions require Atlas Group to execute promissory notes, from time to time, in favor of Messrs. Koval and Sadowski, the first of which, in the original principal amount of $4,974,340 each, plus interest at 13.5% were executed by Atlas Energy and were assumed by Atlas Group. These promissory notes are totally subordinated to Atlas Group's obligations to banks, the ESOP and any and all other debts or obligations of Atlas Group, including its indemnification obligations and Atlas' drilling obligation to the Partnership. If Atlas Group defaults on a promissory note, Messrs. Koval and Sadowski are entitled to purchase up to approximately an additional 1,500,000 shares of Atlas Group to regain management control.

 Atlas views the transactions discussed above as a natural transition which will have no adverse effect on the operations or activities of Atlas or the Partnership. In 1990, Messrs. Koval and Sadowski entered into five year employment agreements with Atlas Energy which agreements have been transferred to Atlas Group, renewable for an additional five year term and on an annual basis after the first ten years. In this regard, Mr. Sadowski retired other than as a director in 1996. The terms and provisions of the employment agreement with Mr. Koval are subject to negotiation at the time of each renewal and currently such agreement does not provide for any severance payments. Also, during the terms of the promissory notes Messrs. Koval and Sadowski have the right to serve as directors of Atlas Group and as one of the two trustees of the ESOP.

 On November 8, 1990, Atlas Energy entered into a Stock Option Agreement which established a management employee stock option plan to provide incentive compensation for certain of its key employees to acquire up to 47,578 shares of common stock of Atlas Energy. Pursuant to the plan, Messrs. O'Mara and Wolf were granted stock options for 22,164 and 14,210 shares, respectively. The options are 100% vested with an option price of $1.00 per share and may be exercised when the promissory notes to Messrs. Koval and Sadowski have been satisfied and will terminate on August 15, 2012. The issuance of future options will be determined at a later date. On November 14, 1990, Atlas Energy granted 92,098 shares of restricted common stock to certain management investors of the company, which was valued at the time by Atlas Energy at $2,695,708. The restrictions lapsed with respect to 25% of the shares on November 14, 1990, 1991, 1992 and 1993. The Stock Option Agreement and the outstanding stock options have been converted from Atlas Energy to Atlas Group. The shareholders are also subject to a Shareholders Agreement which provides, among other things, that such shareholders may not transfer their shares in Atlas Group unless the shares have first been offered to Atlas Group and the other shareholders.

Item 6.  Interest of Management and Others in Certain Transactions

 Oil and Gas Revenues. The Managing General Partner is allocated 25% of the oil and gas revenues of the Partnership in return for paying organization and offering costs equal to 15% of the Partnership Subscription, 1% of drilling and completion costs and contributing all leases to the Partnership. During the calendar year ending December 31, 1996, the Managing General Partner received $285,006 from the Partnership's oil and gas revenues.

 Leases. The Managing General Partner initially contributed (at the lower of fair market value or the Managing General Partner's cost of such prospects) 27 undeveloped prospects to the Partnership to drill approximately 26.5 net wells. With respect to the 27 prospects contributed for these wells, Atlas received a credit in the amount of $95,400. During 1996, the Managing General Partner did not enter into any further lease transactions and none are anticipated.

 Administrative Costs. The Managing General Partner and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs determined by the Managing General Partner to be an amount equal to $75 per well per month, proportionately reduced if less
than 100% of the working interest in a well is acquired.   With respect to
the 25.5 net productive wells, during the calendar year ending December 31, 1996, the Managing General Partner received $21,704 .

 Direct Costs. The Managing General Partner and its affiliates are reimbursed for all direct costs expended on behalf of the Partnership. With respect to the 25.5 net productive wells, during the calendar year ending December 31, 1996, the Managing General Partner received $9,207.

 Drilling Contracts. On December 31, 1994, the Partnership entered into a drilling contract with Atlas to drill and complete 26.5 net wells. The Partnership paid Atlas for drilling and completing the 25.5 net productive Partnership wells an amount equal to $34.78 per foot to the depth of the well at its deepest penetration, proportionately reduced if less than 100% of the working interest in a well was acquired. The Partnership paid Atlas for drilling the one net dry hole an amount equal to $20.22 per foot to the depth of the well at its deepest penetration, proportionately reduced if less than 100% of the working interest in the well was acquired. With respect to the 26.5 net wells the total amount received by Atlas was $5,800,275. During 1996, the Partnership did not enter into any further drilling transactions and none are anticipated.

 Per Well Charges. With respect to the 25.5 net productive wells, Atlas, as operator, is reimbursed at actual cost for all direct expenses incurred on behalf of the Partnership and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. With respect to the 25.5 net wells, during the calendar year ending December 31, 1996, the Managing General Partner received $98,559. The well supervision fees are proportionately reduced to the extent the Partnership acquires less than 100% of the Working Interest in a well.

 As operator Atlas charges the Partnership at cost for third party services and materials provided for each well which has been placed in operation. Transportation and Marketing Fees. The Partnership pays a combined transportation and marketing charge at a competitive rate, which is currently 29 cents per MCF, to affiliates of Atlas, with respect to natural gas produced by the Partnership.

 Other Compensation. Atlas or an affiliate will be reimbursed by the Partnership for any loan Atlas or an affiliate may make to or on behalf of the Partnership and Atlas or the affiliate will have the right to charge a competitive rate of interest on any such loan. If Atlas provides equipment, supplies and other services to the Partnership it may do so at competitive industry rates. For the calendar year ending December 31, 1996, Atlas did not advance any funds nor did it provide any equipment, supplies or other services.

 The following discussion relates solely to certain relationships and related transactions with respect to Atlas and does not relate to the Partnership. The following discussion has been included because Atlas has been granted by the Partnership Agreement and the drilling and operating agreement the exclusive right, power and authority to control the operations and activities of the Partnership.

 Atlas, its officers, directors and affiliates have in the past invested, and may in the future invest, as participants in oil and gas programs sponsored by Atlas on the same terms as unrelated investors. Atlas, its officers, directors and affiliates have also participated in the past, and may in the future participate, as working interest owners in wells in which Atlas or its oil and gas programs have an interest. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors and Atlas Group has loaned to its officers and directors amounts in excess of $60,000 from time to as necessary for participation in such wells. Prior to 1996 such loans were either non-interest bearing or accrued interest at variable rates, but since 1995 all new loans for such purposes are required to bear interest. Currently no such loans are outstanding.

                             PART II

Item 7.  Market for Registrant's Common Equity and Related Stockholder
Matters

 Market Information.    There is no established public trading market for
the Investor General Partner interests or the Limited Partner interests and it is not anticipated that such a market will develop. The Partnership interests may be transferred only in accordance with the provisions of
Article 6 of the Partnership Agreement. The principal restrictions on transferability are as follows:
 (1)	no transfer may be made which would result in materially adverse tax consequences to the Partnership or the violation of federal or state securities laws; and
 (2)	the consent of the Managing General Partner is required.
An assignee may become a substituted Limited Partner or Investor General Partner only upon meeting certain further conditions, which include:
 (1)	the assignor gives the assignee such right;
 (2)	the Managing General Partner consents to such substitution, which consent shall be in the Managing General Partner's absolute discretion;
 (3)	the assignee pays to the Partnership all costs and expenses incurred in connection with such substitution; and
 (4)	the assignee executes and delivers such instruments, in form and substance satisfactory to the Managing General Partner, necessary or desirable to effect such substitution and to confirm the agreement of the assignee to be bound by all terms and provisions of the Partnership Agreement.
A substitute Limited Partner or Investor General Partner is entitled to all rights attributable to full ownership of the assigned Units, including the right to vote.
  Holders.     As of December 31, 1996, there were 391 investors.
  Dividends.   The Managing General Partner will review the accounts of the
Partnership at least quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. The Partnership will distribute funds to the Managing General Partner and the Participants allocated to their accounts which the Managing General Partner deems unnecessary to be retained by the Partnership. In no event, however, will funds be advanced or borrowed for purposes of distributions, if the amount of such distributions would exceed the Partnership's accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to such revenues. The determination of such revenues and costs shall be made in accordance with generally accepted accounting principles, consistently applied. Cash distributions from the Partnership to the Managing General Partner may only be made in conjunction with distributions to Participants and only out of funds properly allocated to the Managing General Partner's account.

 During the calendar year ending December 31, 1996, the Partnership distributed $914,851 to the Participants and $305,083 to the Managing General Partner.

Item 8.  Legal Proceedings
         None.

Item 9.  Changes in and Disagreements on Accounting and Financial
         Disclosure
         None.
Item 10. Submission of Matters to a Vote of Securities Holders
         None.
Item 11. Compliance with Section 16(a) of the Exchange Act
 There are no equity securities registered pursuant to Section 12 of the Exchange Act.
Item 12. Reports on Form 8-K
 The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                              	PART F/S

Item 13.  Financial Statements

 The Partnership's Financial Statements for the period January 1, 1996, to December 31, 1996, together with the opinion of the accountants thereon, are on pages 20 through 27 hereof.

                              	PART III
Item 14.  Exhibits

(a)	Exhibits
    See Exhibit Index on page 28.


                                	EXHIBIT INDEX

                         Description               		Location

4(a)		Certificate of Limited Partnership for   	Previously filed in the
    		Atlas-Energy for the Nineties-Public #3   Form 10-KSB for the
                                                period ending
                                           					December 31, 1994 and
				                                           	received on March 31, 1995.

4(b)		Amended and Restated Certificate          Previously filed in the Form
      and Agreement of Limited Partnership      10-KSB for the period ending
      for Atlas-Energy for the	Nineties-Public  December 31, 1994 and
      #3 Ltd. dated December 31, 1994	          received on March 31, 1995.

10(a)	Drilling and Operating Agreement with     Previously filed in the Form
                                           					10-KSB for the period ending
				                                            December 31, 1995 and
				                                           	received on April 12, 1996.

23(a)	Consent of McLaughlin & Courson	        		Page 30


                                	SIGNATURES



 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #3 Ltd.

By:  (Signature and Title):	 Atlas Resources, Inc., Managing General
                             Partner

By   (Signature and Title):

                            James R. O'Mara, President, Chief Executive
                            Officer and a Director
Date: March 27, 1997


 In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):

                            Charles T. Koval, Chairman of the Board
                            and a Director
Date: March 27, 1997


By  (Signature and Title):

                            James R. O'Mara, President, Chief
                            Executive Officer and a Director
Date: March 27, 1997


By  (Signature and Title):

                            Bruce M. Wolf, General Counsel,
                            Secretary and a Director
Date: March 27, 1997


By  (Signature and Title):

                            Tony C. Banks, Vice President of Finance and Chief Financial Officer
Date: March 27, 1997


                	Supplemental information to be Furnished
	                With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers


 An annual report will be furnished to security holders subsequent to the filing of this report.




                                	SIGNATURES


 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #3 Ltd.

By:  (Signature and Title):	 Atlas Resources, Inc., Managing General
                             Partner

By   (Signature and Title):	/s/ James R. O'Mara

                             James R. O'Mara, President, Chief Executive
                             Officer and a Director
Date: March 27, 1997


 In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):	/s/ Charles T. Koval

                               Charles T. Koval, Chairman of the Board
                               and a Director
Date: March 27, 1997


By  (Signature and Title):	/s/ James R. O'Mara

                               James R. O'Mara, President, Chief Executive
                               Officer and a Director
Date: March 27, 1997


By  (Signature and Title):	/s/ Bruce M. Wolf

                               Bruce M. Wolf, General Counsel,
                               Secretary and a Director
Date: March 27, 1997


By  (Signature and Title):	/s/ Tony  C. Banks

                               Tony C. Banks, Vice President of Finance and Chief Financial Officer
Date: March 27, 1997



             	Supplemental information to be Furnished
             	With Reports Filed Pursuant to Section 15(d)
              of the Exchange Act by Non-reporting Issuers

 An annual report will be furnished to security holders subsequent to the filing of this report.



============================================================================


           ATLAS-ENERGY FOR THE NINETIES-PUBLIC #3 LTD.  12-31-96

                        AUDITED FINANCIAL STATEMENTS

                 ATLAS-ENERGY FOR THE NINETIES-PUBLIC #3 LTD.
                    A PENNSYLVANIA LIMITED PARTNERSHIP



                          DECEMBER 31, 1996


-----------------------------------------------------------------------------


                    INDEPENDENT AUDITORS' REPORT


To The Partners
Atlas-Energy for the Nineties-Public #3 Ltd.
A Pennsylvania Limited Partnership


      We have audited the accompanying balance sheets of Atlas-Energy for the Nineties-Public #3 Ltd., A Pennsylvania Limited Partnership as of December 31, 1996 and 1995 and the related statements of income, changes in partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas-Energy for the Nineties-Public #3 Ltd., A Pennsylvania Limited Partnership as of December 31, 1996 and 1995 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                  /s/ McLaughlin & Courson
                                  --------------------------
                                      McLaughlin & Courson


Pittsburgh, Pennsylvania
February 11, 1997
--------------------------------------------------------------------------
             ATLAS-ENERGY FOR THE NINETIES-PUBLIC #3 LTD.
                 A PENNSYLVANIA LIMITED PARTNERSHIP

                            BALANCE SHEETS


                                ASSETS


                                                       DECEMBER 31,
                                                   1996             1995
Cash                                        $     59,207       $   22,996
Accounts receivable                              246,001          387,590

Oil and gas wells and leases                   5,881,534        5,881,534
Less accumulated depletion and depreciation   (1,705,697)        (809,590)
                                              -----------       ----------
                                               4,175,837        5,071,944
Organizational and syndication costs, net of
 accumulated amortization of $252,320 and
 $119,761, respectively
                                                 617,721          750,280
                                              -----------       ----------
                                             $ 5,098,766       $6,232,810
                                              ===========       ==========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      9,245       $    8,313
Partners' capital                              5,089,521        6,224,497
                                              -----------       ----------

                                             $ 5,098,766       $6,232,810
                                              ===========       ==========

                             STATEMENTS OF INCOME

                                                       YEAR ENDED
                                                       DECEMBER 31
                                                   1996             1995
REVENUE
 Natural gas sales                            $ 1,423,319        $1,099,100
 Less direct operating costs:
  Royalty interests                               175,529           134,875
  Other                                           107,766           102,942
                                                ----------        ----------
                                                  283,295           237,817
                                                ----------        ----------
 Net production revenues                        1,140,024           861,283
 Interest income                                   10,814             3,293

EXPENSES
 Depletion and depreciation of oil
  and gas wells and leases                        896,107           809,590
 Amortization of organizational and
  syndication costs                               132,559           119,761
 General and administrative fees                   21,704            17,768
 Professional fees                                 14,430            12,592
 Loss on disposal of equipment                      -0-              10,330
 Miscellaneous                                      1,080             3,224
                                                ----------        ----------

                                                1,065,880           973,265
                                                ----------        ----------
         NET INCOME (LOSS)                   $     84,958        $ (108,689)
                                                ==========        ==========

See notes to financial statements
==========================================================================

                    ATLAS-ENERGY FOR THE NINETIES-PUBLIC #3 LTD.
                         A PENNSYLVANIA LIMITED PARTNERSHIP

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                       YEARS ENDED DECEMBER 31, 1996 AND 1995







                                        MANAGING
                                         GENERAL      OTHER
                                         PARTNER     PARTNERS        TOTAL

BALANCE AT JANUARY 1, 1995            $1,024,030    $5,810,260    $6,834,290

Participation in revenue and expenses:
 Net production revenues                 215,321       645,962       861,283
 Interest income                             622         2,671         3,293
 Depletion and depreciation:
  Oil and gas wells                       (7,965)     (788,493)     (796,458)
  Leases                                 (13,132)          -0-       (13,132)
 Amortization                           (119,761)          -0-      (119,761)
 Loss on disposal of equipment              (103)      (10,227)      (10,330)
 Other expenses                           (8,396)      (25,188)      (33,584)
                                       ----------    ----------    ----------
                                          66,586      (175,275)     (108,689)
Distributions                           (122,710)     (378,394)     (501,104)
                                       ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1995             967,906     5,256,591     6,224,497

Participation in revenue and expenses:
  Net production revenues                285,006       855,018     1,140,024
  Interest income                          2,703         8,111        10,814
  Depletion and depreciation:
   Oil and gas wells                      (8,816)     (872,756)     (881,572)
   Leases                                (14,535)          -0-       (14,535)
  Amortization                          (132,559)          -0-      (132,559)
  Other expenses                          (9,303)      (27,911)      (37,214)
                                       ----------    ----------    ----------
                                         122,496       (37,538)       84,958
Distributions                           (305,083)     (914,851)   (1,219,934)
                                       ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1996          $  785,319    $4,304,202    $5,089,521
                                       ==========    ==========    ==========


See notes to financial statements
==========================================================================


                ATLAS-ENERGY FOR THE NINETIES-PUBLIC #3 LTD.
                     A PENNSYLVANIA LIMITED PARTNERSHIP

                         STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                         YEAR ENDING
                                                         DECEMBER 31,
                                                      1996         1995
Cash flows from operating activities:
 Net income (loss)                                $  84,958    $(108,689)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depletion and depreciation of oil and gas
    wells and leases                                896,107      809,590
    Amortization                                    132,559      119,761
    Loss on disposal of equipment                     -0-         10,330
    Decrease (increase) in accounts receivable      141,589     (387,590)
    Increase in accounts payable                        932        8,313
                                                  ----------   ----------
      Net cash provided by operating activities   1,256,145      451,715

Cash flows from investing activities:
 Proceeds from disposal of equipment                  -0-         62,400

Cash flows from financing activities:
 Capital distributions                           (1,219,934)    (501,104)
                                                  ----------   ----------

Net increase in cash                                 36,211       13,011
Cash at beginning of year                            22,996        9,985
                                                  ----------   ----------

Cash at end of year                             $    59,207    $  22,996
                                                  ==========   ==========


See notes to financial statements
=============================================================================

                       NOTES TO FINANCIAL STATEMENTS
              ATLAS-ENERGY FOR THE NINETIES-PUBLIC #3 LTD.
                  A PENNSYLVANIA LIMITED PARTNERSHIP
                          DECEMBER 31, 1996

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
      Atlas-Energy for the Nineties-Public #3 Ltd. (the "Partnership") is a Pennsylvania limited partnership which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 396 other investors as either Investor General Partners or Limited Partners. The Partnership was funded to drill and operate oil and gas wells located primarily in southwestern Mercer County, Pennsylvania.
At December 31, 1996 the Partnership has working interests in 25.5 wells.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      The financial statements are prepared in accordance with generally accepted accounting principles.
      The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Property acquisition costs are capitalized when incurred. Development costs, including equipment and intangible drilling costs related to both producing wells and dry holes, are capitalized. All capitalized costs including organization and syndication costs are generally depreciated, depleted and amortized on the unit-of-production method using estimates of proven reserves. Oil and gas properties are periodically assessed for impairment of value, and losses recognized at the time of impairment.
3. FEDERAL INCOME TAXES
      The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability. Many provisions of the federal income tax laws are complex and subject to various interpretations.
4. PARTICIPATION IN REVENUES AND COSTS
      Atlas and the other partners generally participate in revenues and costs in the following manner:
                                                       SUBSCRIBING
                                            ATLAS       PARTNERS
                                          ----------  --------------
      Organization and offering costs        100 %          0 %
      Lease costs                            100 %          0 %
      Revenues                                25 %         75 %
      Direct operating costs                  25 %         75 %
      Drilling and completion costs            1 %         99 %
      Tax deductions:
        Intangible drilling and development
         costs                                 1 %         99 %
        Depreciation                           1 %         99 %
        Depletion allowances                  25 %         75 %

5. TRANSACTIONS WITH ATLAS AND ITS AFFILIATES
      The Partnership has entered into the following significant transactions with Atlas and its affiliates.
            Drilling contracts to drill and complete Partnership wells at an anticipated cost of $34.78 per foot on completed wells.
            Administrative costs at $75 per well per month
            Well supervision fees initially of $275 per well per month plus the cost of third party materials and services
            Gas transportation and marketing charges at competitive rates which currently is 29 cents per MCF
6. PURCHASE COMMITMENT
      Subject to certain conditions, investor partners may present their interests beginning in 1998 for purchase by Atlas. Atlas is not obligated to purchase more then 5% of the units in any calendar year.
7. SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE
      Atlas will subordinate a part of its partnership revenues in an amount up to 10% of production revenues of the Partnership net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions of $5,815,000 determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the Participants (June, 1995).
      Cash distributions to participants for the subordination year ended in 1996 amounted to $624,638.
      Cash distributions to participants in 1996 for the subordination year ending in 1997 amounted to $652,274.
8. INDEMNIFICATION
      In order to limit the potential liability of the investor general partners, Atlas and AEG Holdings, Inc. (parent company of Atlas) have agreed to indemnify each investor general partner from any liability incurred which exceeds such partner's share of Partnership assets.



9. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

      The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

      No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

(1) Production Costs
      The following table presents the costs related to natural gas and oil production activities:

  Capitalized costs at December 31:           1996           1995
                                           ----------     ----------
   Capitalized costs                      $ 5,881,534     $5,881,534
   Accumulated depreciation and depletion  (1,705,697)      (809,590)
                                           ----------     ----------
            Net capitalized costs         $ 4,175,837     $5,071,944
                                           ==========     ==========

   Costs incurred during the year:
    Property acquisition costs - proved
     undeveloped properties               $    -0-        $     -0-
                                           ==========     ==========
    Development costs                     $    -0-        $5,786,134
                                           ==========     ==========

      Property acquisition costs include costs to purchase, lease or otherwise acquire a property. Development costs include costs to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat, gather and store oil and gas.

(2) Results of Operations for Producing Activities
            The following table presents the results of operations related to natural gas and oil production for the year ended December 31, 1996 and 1995.

                                                 1996          1995
                                            ------------    -----------
 Revenues                                    $ 1,247,790     $  964,225
 Production costs                               (107,766)      (102,942)
 Depreciation and depletion                     (896,107)      (809,590)
                                            ------------    -----------
   Results of operations from producing
  activities                                 $  $243,917     $   51,693
                                            ============    ===========

            Depreciation and depletion of natural gas and oil properties are expensed at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs.

(3) Reserve Information
            The information presented below represents estimates of proved natural gas and oil reserves. Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells after substantial development costs are incurred. All reserves are located in Eastern Ohio and Western Pennsylvania.

                                    1996                       1995
                          NATURAL GAS      OIL       NATURAL GAS      OIL
                             MCF        (BARRELS)       MCF        (BARRELS)
                          --------------------------------------------------
Proved developed and
 undeveloped reserves:
  Beginning of period     3,310,827       14,231        -0-            -0-
  Production               (541,403)        (247)    (496,710)         (586)
  Revision of previous
   estimates                731,616      (11,716)   3,807,537        14,817
                          ----------    ---------- -----------       ------

    End of period         3,501,040        2,268    3,310,827        14,231
                          ==========    ========== ==========       ========
Proved developed reserves:
 Beginning of period      3,310,827       14,231        -0-            -0-
                          =========     ========== ==========       ========
 End of period            3,501,040        2,268    3,310,827        14,231
                          =========     ========== ==========       ========



9. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

(4) Standard Measure of Discounted Future Cash Flows
            Management cautions that the standard measure of discounted future cash flows should not be viewed as an indication of the fair market value of natural gas and oil producing properties, nor of the future cash flows expected to be generated therefrom. The information presented does not give recognition to future changes in estimated reserves, selling prices or costs and has been discounted at an arbitrary rate of 10%. Estimated future net cash flows from natural gas and oil reserves based on selling prices and costs at December 31, 1996 and 1995 price levels are as follows:
                                                1996          1995
                                             ----------    ----------
 Future cash inflows                       $ 7,490,988   $ 7,676,049
 Future production costs                    (2,521,464)   (2,435,934)
 Future development costs                       -0-           -0-
                                             ----------    ----------
 Future net cash flow                        4,969,524     5,240,115
 10% annual discount for estimated timing
  of cash flows                             (2,333,095)   (2,283,480)
                                             ----------    ----------
 Standardized measure of discounted
  future net cash flows
                                           $ 2,636,429   $ 2,956,635
                                             ==========    ==========

      Summary of changes in the standardized measure of discounted future net cash flows:

 Sales of gas and oil produced - net       $(1,118,320)  $  (830,922)
 Development costs incurred                     -0-        5,881,534
 Net purchase of reserves in place              -0-       (2,093,977)
 Net changes in prices, production and
  development costs                           (130,238)       -0-
 Revisions of previous quantity estimates      550,906        -0-
 Accretion of discount                         377,446        -0-
                                            -----------   ------------
 Net (decrease) increase                      (320,206)    2,956,635
 Beginning of period                         2,956,635        -0-
                                            -----------   ------------

 End of period                             $ 2,636,429   $ 2,956,635
                                            ===========   ============