Form 10KSB/A
period 1996-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 3 LTD
filed 1997-04-25
CIK 927804

U.S. Securities and Exchange Commission

                           	Washington, D.C.  20549
                                   AMENDED
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


                1996 FISCAL YEAR ANNUAL REPORT TO PARTICIPANTS
                IN ATLAS-ENERGY FOR THE NINETIES-PUBLIC #3 LTD.
          PURSUANT TO SECTION 4.03(B)(1) OF THE PARTNERSHIP AGREEMENT


(A) Audited financial statements of the Partnership for the fiscal year ending December
     31,  1996,  are  included  in  this  report.

(B) Partnership total fees and compensation including any unaccountable, fixed payment reimbursements for Administrative Costs and Operating Costs, paid by the Partnership, or indirectly on behalf of the Partnership, to the Managing General Partner, the Operator
     and  their  Affiliates.    $129,470.

     Percentage that the annual unaccountable, fixed fee reimbursement for Administrative
     Costs  bears  to  annual  Partnership  revenues.    1.52%

(C)  The  Partnership drilled twenty-seven (27) wells during 1995.  A total of
26.5  net  Partnership
     wells. The wells were drilled in Mercer, Lawrence, and Venango County, Pennsylvania and
     Mahoning County, Ohio. Twenty-six were capable of production in commercial quantities.
     One, the Shulties No. 2, in Venango County, Pennsylvania, was completed and found to be not capable of production in commercial quantities. There was no production from this well and it was plugged and abandoned on August 4, 1995.  There were 25.5 Partnership net
wells.    All
     Partnership wells were on line as of May 4, 1995. There were four quarterly distributions in 1996 beginning  March  5,  1996.

(D) The following table describes the Partnership's twenty-seven wells drilled in 1995:

                                  Partnership


Wells                                                                                        Location      Completed  Cost
---------------------------------------------------------------------------------------  ----------------  ---------  ----

Richardson #6                                                                            Lawrence County,  PA         Yes
Duncan #1                                                                                Lawrence County,  PA         Yes
Coss Unit #4                                                                             Mercer County,    PA         Yes
Richardson #3                                                                            Mercer County,    PA         Yes
Hoagland Unit #2                                                                         Mercer County,    PA         Yes
Law #3                                                                                   Mercer County,    PA         Yes
Richardson #4                                                                            Mercer County,    PA         Yes
Law #4                                                                                   Mercer County,    PA         Yes
Campbell #3                                                                              Mercer County,    PA         Yes
Pizor Unit #1                                                                            Mercer County,    PA         Yes
McFarland  #2                                                                            Mercer County,    PA         Yes
Pizor #3                                                                                 Mercer County,    PA         Yes
Sonntag #1                                                                               Mercer County,    PA         Yes
Hillmar #3                                                                               Mercer County,    PA         Yes
Coss #3                                                                                  Mercer County,    PA         Yes
Rieger Unit #2                                                                           Mercer County,    PA         Yes
Stockman #1                                                                              Mercer County,    PA         Yes
Hamilton #1                                                                              Mercer County,    PA         Yes
O'Conner #1                                                                              Mercer County,    PA         Yes
Guest #2                                                                                 Mercer County,    PA         Yes
Kaltenbaugh #1                                                                           Mercer County,    PA         Yes
Chiappini #1                                                                             Mercer County,    PA         Yes
Kelly Unit #1                                                                            Mercer County,    PA         Yes
Pizor #2                                                                                 Mercer County,    PA         Yes
Miller #8                                                                                Lawrence County,  PA         Yes
Schulties #2*                                                                            Lawrence County,  PA         Yes
Snowden #1**                                                                             Mahoning County,  OH         Yes

*  Schulties #2, Plugged and Abandoned August 4, 1995.
** The Partnership has a 50% interest in this well and cost was calculated accordingly.

There were no additional wells drilled or abandoned in 1996.

(E) There were no farmins and joint ventures in 1996.

Wells
---------------------------------------------------------------------------------------

Richardson #6                                                                            $228,609
Duncan #1                                                                                 229,444
Coss Unit #4                                                                              222,105
Richardson #3                                                                             221,792
Hoagland Unit #2                                                                          204,576
Law #3                                                                                    216,505
Richardson #4                                                                             224,053
Law #4                                                                                    215,010
Campbell #3                                                                               212,749
Pizor Unit #1                                                                             217,271
McFarland  #2                                                                             225,374
Pizor #3                                                                                  218,140
Sonntag #1                                                                                224,157
Hillmar #3                                                                                217,132
Coss #3                                                                                   222,835
Rieger Unit #2                                                                            215,010
Stockman #1                                                                               224,783
Hamilton #1                                                                               233,930
O'Conner #1                                                                               211,880
Guest #2                                                                                  220,505
Kaltenbaugh #1                                                                            225,687
Chiappini #1                                                                              228,365
Kelly Unit #1                                                                             210,409
Pizor #2                                                                                  218,140
Miller #8                                                                                 232,817
Schulties #2*                                                                             195,008
Snowden #1**                                                                               91,071

*  Schulties #2, Plugged and Abandoned August 4, 1995.
** The Partnership has a 50% interest in this well and cost was calculated accordingly.

There were no additional wells drilled or abandoned in 1996.

(E) There were no farmins and joint ventures in 1996.


(F)  The  Partnership  had  revenues  in  1996.    The  following  schedule  reflects  the  payment  of
     Partnership  costs  in  1996.


                       Payment of Partnership Costs and
          Reconciliation with Article V of the Partnership Agreement
          ----------------------------------------------------------



                                                                                                   Atlas      Participants
                                                                                                ------------  ------------
                                                                                                Partnership
                                                                                                     %           Amount
                                                                                                ------------  ------------
Organization & Offering Costs                                                                           100%             -
Lease Costs                                                                                             100%             -
Operating Costs                                                                                          25%         9,303
Drilling & Completion Costs                                                                               1%             -
                                                                                                ------------  ------------
                                                                                                      9,303         27,911

   Also see Statement of Changes in Partners' Capital Accounts in the attached Audited
   Financials for December 31, 1996.

(G) A quarterly cash receipts and disbursements statement is attached dated December 5, 1996.

(2) 1996 Partner Form 1065 (K-1) were mailed to each partner by February 21, 1997.

(3) Proved Reserves are found in the Audited Financials under Section 9.(3).

(4) There were various reports prepared by the Partnership and paid for by the Participants.

March 5, 1996:     $2,650.00  -- 1995 Partnership Return Preparation Fee.

June 5, 1996:       $6,861.32:
                           $2,613.98  -- 10KSB Filing Fee.
                           $4,129.00  -- Audit Fee (1995)
                              $118.34  -- Form 10KSB Fees.

Sept. 5, 1996:       $2,317.62:
                            $2,150.00  -- Legal Expenses.
                               $167.62  -- Printind Audited Financial Statements.

Dec. 5, 1996:         $1,050.00  -- 10QSB Filing Fees.

Participants were notified of these costs in March, June, September, and December 1996.

                                                                                                 %     Amount  Costs
                                                                                                -------  ------  ------

, , , ,
ATLAS - ENERGY FOR THE NINETIES - PUBLIC #3 LTD., , , ,
PROGRAM SUMMARY -- DECEMBER 5, 1996, , , ,
Formation Date: 12/30/94  --  First Distribution: 6/5/95, , , ,
, , , ,
, , , ,
, , , ,
, , , ,
PARTNERSHIP CAPITALIZATION, , , Well Activity,
 ,  ,  ,  ,
 Investor Capital Raised, $5,800,275, , Wells Drilled          , 27
Managing General Partner Capital, 1,024,029, , Wells Completed  , 27
Total Capital Investment, $6,824,304, , Wells in Production    , 26
, , , Plugged & Abandoned , 1
, , , ,
, , , ,
, , , ,
CASH DISTRIBUTION SUMMARY, , , ,
,  ,  ,  ,
Total Production Revenue --  24 Production Months, $2,196.29,  ,  ,
ADD:     Advance from MGP,    , ,  ,
LESS:   Payback  Advance from MGP, , , ,
,  ________ , , ,
Cash-on-Cash Distribution,  $                          2,196.29 , , ,
Annualized Percentage Return to Date, , , 13%,
LESS:   Third-Stage Frac Costs,  0 , , ,
, _________, , ,
Cumulative Cash Distributed, , $2,196.29 ,  ,
, , , ,
, , , ,
 ,  , , ,
, , , ,
CURRENT DISTRIBUTIONS, ,  Distribution, ,
    , , to Partner, , Annualized
, , Per $10,000 Unit, , Per Cent
Production Period       , Checks Through, , ,
, , , ,
10/1/95- 1/1/96     , March 5, 1996, 442.10, , 18%
1/1 - 4/1/96           ,        June 5, 1996, 476.56, , 19%
4/1 - 7/1/96           , September 5, 1996, 361.30, , 14%
7/1 - 9/30/96           , December 5, 1996, 284.05, , 11%
, , ________, , _______

Distributions  - 1996 (1 Quarter - 12  Periods), , $1,564.01, , 16%
Distributions - 1995 (3 Quarters - 9 Periods), , $632.28, ,
, , ___________, ,
Total  21 Periods,  , $2,196.29, ,
, , , ,
, , , ,
, , , ,
ONE UNIT CUMULATIVE TAX EFFECTED SAVINGS, , , ,
Unit Size,  $                             10,000 , , ,
, , , ,
1994  Intangible Drilling Cost  (76%  write-off), 3,168 , , ,
 ,  , , ,
Cumulative Depletion Allowance,                                204 , ,  ,
Tangible Deductions ,    , , ,  __________, , ,
Total Tax &  Percentage  Savings to Date ,  $    3,372.00 , , 34%,
Total Cash Distributions,  $                          2,196.29 , ,  ,
, __________, , ,
, , , ,
TOTAL NET TAX SAVINGS & CASH DISTRIBUTED PER UNIT, , $5,568.29, 56%,
, , , ,
, , , ,
, , , ,
Annualized Percent.  Simple return based on 30/days
 12 month cycle starting with first distribution., , , ,
NOTE:  1 UNIT =  .00172% of Partnership distributions, , , ,

DATED:   APRIL 24, 1997



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Atlas-Energy  for  the  Nineties-Public  #3  Ltd.



By:  (Signature and Title):                          Atlas Resources, Inc., Managing General Partner

By   (Signature and Title):                                                      /s/ James R. O'Mara
                                                     -----------------------------------------------
James R. O'Mara, President, Chief Executive Officer
and a Director
Date: April 24, 1997


     In  accordance  with  the Exchange Act, this report has been signed by the following persons on behalf  of  the  registrant  and  in  the  capacities  and  on  the  dates  indicated.



By    (Signature  and  Title):          /s/  Charles  T.  Koval
                                        -----------------------
     Charles  T.  Koval,  Chairman  of  the  Board  and  a  Director
Date:  April 24, 1997


By    (Signature  and  Title):          /s/  James  R.  O'Mara
                                        ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer  and
       a  Director
Date:  April 24, 1997


By    (Signature  and  Title):          /s/  Bruce  M.  Wolf
                                        --------------------
     Bruce  M.  Wolf,  General  Counsel,  Secretary  and  a  Director
Date:  April 24,  1997


By    (Signature  and  Title):          /s/  Tony    C.  Banks
                                        ----------------------
     Tony  C.  Banks,  Vice  President  of Finance and Chief Financial Officer
Date:  April 24,  1997





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


                                  /s/ McLaughlin & Courson
                                  --------------------------
                                      McLaughlin & Courson


Pittsburgh, Pennsylvania
February 11, 1997
------------------------------------------------------------------------
             ATLAS-ENERGY FOR THE NINETIES-PUBLIC #3 LTD.
                 A PENNSYLVANIA LIMITED PARTNERSHIP

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
                                                ==========        ==========

See notes to financial statements
========================================================================

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
                                       ==========    ==========    ==========


See notes to financial statements
===========================================================================

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

                                    1996                       1995
                          NATURAL GAS      OIL       NATURAL GAS      OIL
                             MCF        (BARRELS)       MCF        (BARRELS)
                          --------------------------------------------------
Proved developed and
 undeveloped reserves:
  Beginning of period     3,310,827       14,231        -0-            -0-
  Production               (541,403)        (247)    (496,710)         (586)
  Revision of previous
   estimates                731,616      (11,716)   3,807,537        14,817
                          ----------    ---------- -----------      --------

    End of period         3,501,040        2,268    3,310,827        14,231
                          ==========    ========== ==========       ========
Proved developed reserves:
 Beginning of period      3,310,827       14,231        -0-            -0-
                          =========     ========== ==========       ========
 End of period            3,501,040        2,268    3,310,827        14,231
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