Form 10QSB
period 1997-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 3 LTD
filed 1997-05-30
CIK 927804

U.S.  Securities  and  Exchange  Commission
                       Washington,  D.C.    20549

                               Form  10-QSB

                               (Mark  One)

       [  X  ]    QUARTERLY  REPORT  PURSUANT  SECTION  13  OR  15(d)  OF  THE
                    SECURITIES  EXCHANGE  ACT  OF  1934
               For  the  quarterly  period  ended  March  31,  1997

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

                                  PART  I

Item  1.    Financial  Statements

     The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #3 Ltd. (the "Partnership") for the period January 1, 1997 to
March  31,  1997  follow.

Item  2.    Description  of  Business

     The Partnership distributed its 8th quarterly production revenue on March 5, 1997 from production of natural gas from the Partnership's 25.5 net wells.

     Net production revenue of $ 211,067 includes pumpers fees( $ 275 per month/well, while expenses for this period include $ 75 per month/well for administrative costs.

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


                       UNAUDITED  FINANCIAL  STATEMENTS

                ATLAS-ENERGY  FOR  THE  NINETIES--PUBLIC  #3  LTD.
                   A  PENNSYLVANIA  LIMITED  PARTNERSHIP
                         BALANCE  SHEET  (Unaudited)
                            March  31,  1997

                                    ASSETS



                                            March 31,  December 31,   Increase
CURRENT ASSETS                                   1997          1996  (Decrease)
                                            ---------  ------------  ----------

     Cash                                       8,932        59,207    (50,275)

     Accounts receivables                     211,067       246,001    (34,934)
     Oil and Gas drilling contracts/leases  4,020,658     4,175,837   (155,179)
     Organizational/Syndication Costs         594,764       617,721    (22,957)

            -                                                     -          -
  TOTAL CURRENT ASSETS                      4,835,421     5,098,766   (263,345)

LIABILITIES  AND  PARTNERS'  CAPITAL

     Accounts payable      17,482      9,245     8,237
     Partners' Capital  4,817,940  5,089,521  (271,581)
            -                   -          -
                        4,835,421  5,098,766  (263,345)

----------------------------------------------------------------------------
        STATEMENT OF INCOME

  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
-----------------------------------------------
        A PENNSYLVANIA LIMITED PARTNERSHIP

    For the three months ended March 31, 1997

REVENUE

      Natural gas sales                                          270,028
      Less direct operating costs:
  Royalty Interest                                                33,178
  Other                                                           25,783
              -
                                                                  58,961
              -
      Net Production Revenues                                    211,067

Interest Income                                                    2,257
              -
  Total Revenue                                                  213,324

EXPENSES
-
     Depletion and depreciation of oil and gas wells and leases  152,662
     Amortization of organizational and syndication costs         25,474
     General and administrative fees                               5,548
     Professional fees                                            10,084
     Other                                                         1,140
              -
  Total Expenses                                                 194,907
              -

  NET INCOME                                                      18,417
              =

        STATEMENT OF CASH FLOWS

  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
-----------------------------------------------
        A PENNSYLVANIA LIMITED PARTNERSHIP

    For the three months ended March 31, 1997

          Increase  (Decrease)  in  Cash
          ------------------------------


Cash  flows  from  operating  activities
  Net  Income                                              18,417
  Adjustments to reconcile net income to net cash provided by operating activities:


  Depletion and depreciation                               152,662
  Amortization                                              25,474
  Decrease in accounts receivable                           34,934
  Increase in accounts payable                               8,237
                                                       ------------
  Cash provided by operating activities                    239,724

Cash flows used in financing activities:
     Distributions to Partners                            (289,999)
                                                       ------------

Net (Decrease) in Cash                                     (50,275)

Cash at beginning of period                                 59,207
                                                       -------------

Cash as of March 31, 1997                                    8,932
                                                       =============
----------------------------------------------------------------------------

     STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

              For  the  three  months  ended  March  31,  1997


                                    MANAGING
                                    GENERAL     OTHER
                                    PARTNER   PARTNERS   TOTAL
BALANCE AT JANUARY 1, 1997        $  785,319 $ 4,304,202 $ 5,089,521

Participation in revenue
and expenses:
Natural gas sales                     52,767     158,300     211,067
Interest                                 564       1,693       2,257
Depletion and depreciation            (4,044)   (151,135)   (155,179)
Amortization                         (22,957)          0     (22,957)
Other costs                           (4,192)    (12,579)    (16,772)
                                     (58,495)   (231,504)   (289,999)
                                   ---------- ----------- -----------
BALANCE AT MARCH 31, 1997             748,962   4,068,978   4,817,940
                                   ========== =========== ===========

                See notes to unaudited financial statements.
----------------------------------------------------------------------------
                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #3 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            March 31, 1997

1.            INTERIM  FINANCIAL  STATEMENTS

     The financial statements as of March 31, 1997for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1996
financial  statements.    In  the  opinion  of  management,  all  adjustments
(consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

-----------------------------------------------------------------------------

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

             Atlas-Energy  for  the  Nineties--Public  #3  Ltd.

By      (Signature  and  Title):                        Atlas Resources, Inc.,
                                                    Managing  General  Partner

By      (Signature  and  Title):             /s/ James R. O'Mara
                                                 James  R.  O'Mara
                       President,  Chief  Executive  Officer  and  a  Director

Date:    March  31,  1997

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    (Signature  and  Title):               /s/ James R. O'Mara
                                                 James  R.O'Mara
                       President,  Chief  Executive  Officer  and  a  Director

Date:    March  31,  1997

By  (Signature  and  Title):                /s/ Tony C. Banks
                                                Tony  C.  Banks
                              Vice  President  and  Chief  Financial  Officer

Date:    March  31,  1997
-----------------------------------------------------------------------------
                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Atlas-Energy  for  the  Nineties--Public  #3  Ltd.

By      (Signature  and  Title):          Atlas  Resources,  Inc.
                                         Managing  General  Partner

By      (Signature  and  Title):          /s/  James  R.  O'Mara
                                               James  R.  O'Mara
                       President,  Chief  Executive  Officer  and  a  Director

Date:    March  31,  1997

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    (Signature  and  Title):            /s/  James  R.  O'Mara
                                               James  R.  O'Mara
                       President,  Chief  Executive  Officer  and  a  Director

Date:      March  31,  1997

By  (Signature  and  Title):              /s/    Tony    C.  Banks
                                                   Tony  C.  Banks
                              Vice  President  and  Chief  Financial  Officer

Date:      March  31,  1997